Form 10-K/A
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2019-C50
filed 2020-03-27
CIK 1770572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 23, 2020 (the “Original Form 10-K”) is to replace the Rule 13a-14(d)/15d-14(d) Certification filed as exhibit to the Original Form 10-K under Exhibit 31, with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2020