Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2019-C50
filed 2021-03-12
CIK 1770572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Rialto Real Estate Fund III – Debt, LP

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Colonnade Office Complex Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan, which constituted approximately 3.0% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Colonnade Office Complex Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Colonnade Office Complex Mortgage Loan, seven other pari passu loans and seven subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Great Value Storage Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C16 transaction, Commission File Number 333-227784-03 (the “UBS 2019-C16 Transaction”). These loan combinations, including The Colonnade Office Complex Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan and The Block Northway Mortgage Loan, which constituted approximately 3.2%, 2.7% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Inland Devon Self Storage Portfolio Mortgage Loan, Wolverine Portfolio Mortgage Loan and The Block Northway Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Inland Devon Self Storage Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Wolverine Portfolio Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity or (c) with respect to The Block Northway Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity. These loan combinations were serviced under (a) with respect to the loan combinations that include the Inland Devon Self Storage Portfolio Mortgage Loan and the Wolverine Portfolio Mortgage Loan, the Pooling and Servicing Agreement for the issuing entity and (b) with respect to The Block Northway Mortgage Loan, the pooling and servicing agreement for the UBS 2019-C16 Transaction prior to the closing of the securitization of a pari passu portion of the Inland Devon Self Storage Portfolio loan combination, the Wolverine Portfolio  loan combination and The Block Northway loan combination in the BBCMS Mortgage Trust 2019-C3 transaction, Commission File Number 333-226850-02 (the “BBCMS 2019-C3 Transaction”).  After the closing of the BBCMS 2019-C3 Transaction on June 11, 2019, these loan combinations, including the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan and The Block Northway Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2019-C3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Inland Devon Self Storage Portfolio Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the Wolverine Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC, is an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.  Because Situs Holdings, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Situs Holdings, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of The Colonnade Office Complex Mortgage Loan, the Great Value Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Inland Devon Self Storage Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.8)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (see Exhibit 33.2)

33.26       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020

33.27       Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.5)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.6)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.7)

33.31       National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.8)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 33.2)

33.34       Wilmington Trust, National Association, as Trustee of the Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Town Square Mortgage Loan (see Exhibit 33.5)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Town Square Mortgage Loan (see Exhibit 33.6)

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 33.7)

33.38       National Tax Search, LLC, as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 33.8)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.9)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.41       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.9)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.9)

33.46       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.6)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Trustee of the Great Value Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.56       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.9)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.9)

33.61       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.58)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.9)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 33.9)

33.66       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.5)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.58)

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

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.8)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (see Exhibit 34.2)

34.26       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020

34.27       Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.5)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.6)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.7)

34.31       National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.8)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 34.2)

34.34       Wilmington Trust, National Association, as Trustee of the Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Town Square Mortgage Loan (see Exhibit 34.5)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Town Square Mortgage Loan (see Exhibit 34.6)

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 34.7)

34.38       National Tax Search, LLC, as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 34.8)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.9)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.41       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.9)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.9)

34.46       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.6)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Trustee of the Great Value Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.56       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.9)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.9)

34.61       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.58)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.9)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 34.9)

34.66       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.5)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.58)

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

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Hilton at University Place  Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (see Exhibit 35.2)

35.11       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.4)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.4)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.4)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 35.4)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 35.4)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.4)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.4)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.4)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.4)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.4)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 35.4)

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

Date: March 12, 2021