Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2019-C50
filed 2024-03-15
CIK 1770572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Hilton at University Place Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Great Wolf Lodge Southern California Mortgage Loan and the Town Square Mortgage Loan, which constituted approximately 3.7%, 3.7%, 3.7% and 2.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Hilton at University Place Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Goodyear Portfolio Mortgage Loan, one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (c) with respect to the Great Wolf Lodge Southern California Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity and (d) with respect to the Town Square Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Hilton at University Place Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Great Wolf Lodge Southern California Mortgage Loan and the Town Square Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Heartland Dental Medical Office Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Colonnade Office Complex Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The Colonnade Office Complex Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes seven other pari passu loans and seven subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C16 transaction, Commission File Number 333-227784-03 (the “UBS 2019-C16 Transaction”). This loan combination, including The Colonnade Office Complex Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. The Great Value Storage Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the UBS 2019-C16 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Inland Devon Self Storage Portfolio Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the Wolverine Portfolio Mortgage Loan and The Block Northway Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Inland Devon Self Storage Portfolio Mortgage Loan, The Block Northway Mortgage Loan, the Wolverine Portfolio Mortgage Loan, The Colonnade Office Complex Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 and the Inland Devon Self Storage Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 . As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and The Colonnade Office Complex Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of The Block Northway Mortgage Loan, the Wolverine Portfolio Mortgage Loan and the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of The Colonnade Office Complex Mortgage Loan, the Inland Devon Self Storage Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Wolverine Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction and the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of The Colonnade Office Complex Mortgage Loan, the Inland Devon Self Storage Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Wolverine Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of The Colonnade Office Complex Mortgage Loan, the Wolverine Portfolio Mortgage Loan, The Block Northway Mortgage Loan and the Inland Devon Self Storage Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan, The Block Northway Mortgage Loan and The Colonnade Office Complex Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan and The Block Northway Mortgage Loan on and after May 10, 2023 and Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Colonnade Office Complex Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2019-C16 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2019-C16 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.6           Agreement Between Noteholders, dated as of April 9, 2019, by and between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-3 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-4 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-5 Holder, and Townsend Real Estate Fund, L.P., as Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 under Commission File No. 333-226486-05 and incorporated by reference herein).

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

4.9           Agreement Between Note Holders, dated as of March 14, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-3 Holder, Initial Note A-6 Holder and Initial Note A-7-1 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-2 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-7-2 Holder and Initial Note A-8 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 under Commission File No. 333-226486-05 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of May 14, 2019, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note A-10 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 under Commission File No. 333-226486-05 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of April 12, 2019, by and between BSPRT Finance Sub-Lender I, LLC, as Initial Note A-1 Holder, and BSPRT Finance Sub-Lender I, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 under Commission File No. 333-226486-05 and incorporated by reference herein).

4.12         Primary Servicing Agreement, dated as of May 1, 2019, between Wells Fargo Bank, National Association and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 under Commission File No. 333-226486-05 and incorporated by reference herein).

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

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 33.10)

33.41       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.5)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.6)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.10)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.10)

33.48       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023

33.49       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.10)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.10)

33.55       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.48)

33.56       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.5)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.51)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.10)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 33.10)

33.62       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (see Exhibit 33.48)

33.63       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.5)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.51)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 34.10)

34.41       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.5)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.6)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.10)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.10)

34.48       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023

34.49       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.10)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.10)

34.55       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.48)

34.56       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.5)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.51)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.10)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 34.10)

34.62       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (see Exhibit 34.48)

34.63       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.5)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.51)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 35.5)

35.16       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.5)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.5)

35.19       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.5)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.5)

35.22       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.5)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 35.5)

35.25       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 15, 2024