Form 10-K
period 2025-12-31
Wells Fargo Commercial Mortgage Trust 2019-C50
filed 2026-03-16
CIK 1770572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as Master Servicer on and after March 1, 2025

33.3        Rialto Capital Advisors, LLC, as Special Servicer

33.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5        Wells Fargo Bank, National Association, as Certificate Administrator

33.6        Wells Fargo Bank, National Association, as Custodian

33.7        Park Bridge Lender Services LLC, as Operating Advisor

33.8        CoreLogic Solutions, LLC, as Servicing Function Participant

33.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.12      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton at University Place Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13      Trimont LLC, as Primary Servicer of the Hilton at University Place Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14      Rialto Capital Advisors, LLC, as Special Servicer of the Hilton at University Place Mortgage Loan (see Exhibit 33.3)

33.15      Wilmington Trust, National Association, as Trustee of the Hilton at University Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.16      Wells Fargo Bank, National Association, as Custodian of the Hilton at University Place Mortgage Loan (see Exhibit 33.6)

33.17      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton at University Place Mortgage Loan (see Exhibit 33.7)

33.18      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton at University Place Mortgage Loan (see Exhibit 33.8)

33.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20      Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21      Trimont LLC, as Primary Servicer of the Goodyear Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22      Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.3)

33.23      Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.6)

33.25      Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.7)

33.26      CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.8)

33.27      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29      Trimont LLC, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan

33.31      Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.6)

33.33      Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.7)

33.34      CoreLogic Solutions, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.8)

33.35      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.36      Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37      Trimont LLC, as Primary Servicer of the Town Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38      Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 33.3)

33.39      Wilmington Trust, National Association, as Trustee of the Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Wells Fargo Bank, National Association, as Custodian of the Town Square Mortgage Loan (see Exhibit 33.6)

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the Town Square Mortgage Loan (see Exhibit 33.7)

33.42      CoreLogic Solutions, LLC, as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 33.8)

33.43      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.11)

33.45      Mount Street US (Georgia) LLP , as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.6)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.7)

33.49      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.11)

33.51      K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan

33.52      Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.54      Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

33.55      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.56      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.11)

33.57      K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.51)

33.58      Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59      Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.6)

33.60      Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.54)

33.61      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.11)

33.63      K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 33.51)

33.64      Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.6)

33.66      Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.54)

33.67      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as Master Servicer on and after March 1, 2025

34.3        Rialto Capital Advisors, LLC, as Special Servicer

34.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5        Wells Fargo Bank, National Association, as Certificate Administrator

34.6        Wells Fargo Bank, National Association, as Custodian

34.7        Park Bridge Lender Services LLC, as Operating Advisor

34.8        CoreLogic Solutions, LLC, as Servicing Function Participant

34.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.12      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton at University Place Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13      Trimont LLC, as Primary Servicer of the Hilton at University Place Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14      Rialto Capital Advisors, LLC, as Special Servicer of the Hilton at University Place Mortgage Loan (see Exhibit 34.3)

34.15      Wilmington Trust, National Association, as Trustee of the Hilton at University Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.16      Wells Fargo Bank, National Association, as Custodian of the Hilton at University Place Mortgage Loan (see Exhibit 34.6)

34.17      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton at University Place Mortgage Loan (see Exhibit 34.7)

34.18      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton at University Place Mortgage Loan (see Exhibit 34.8)

34.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20      Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21      Trimont LLC, as Primary Servicer of the Goodyear Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22      Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.3)

34.23      Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.6)

34.25      Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.7)

34.26      CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.8)

34.27      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29      Trimont LLC, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan

34.31      Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.6)

34.33      Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.7)

34.34      CoreLogic Solutions, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.8)

34.35      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.36      Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37      Trimont LLC, as Primary Servicer of the Town Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38      Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 34.3)

34.39      Wilmington Trust, National Association, as Trustee of the Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Wells Fargo Bank, National Association, as Custodian of the Town Square Mortgage Loan (see Exhibit 34.6)

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the Town Square Mortgage Loan (see Exhibit 34.7)

34.42      CoreLogic Solutions, LLC, as Servicing Function Participant of the Town Square Mortgage Loan (see Exhibit 34.8)

34.43      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.11)

34.45      Mount Street US (Georgia) LLP , as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.6)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.7)

34.49      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.11)

34.51      K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan

34.52      Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.54      Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan

34.55      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.56      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.11)

34.57      K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.51)

34.58      Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59      Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.6)

34.60      Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.54)

34.61      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.11)

34.63      K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 34.51)

34.64      Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.6)

34.66      Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.54)

34.67      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as Master Servicer on and after March 1, 2025

35.3        Rialto Capital Advisors, LLC, as Special Servicer

35.4        Wells Fargo Bank, National Association, as Certificate Administrator

35.5        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton at University Place Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8        Trimont LLC, as Primary Servicer of the Hilton at University Place Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the Hilton at University Place Mortgage Loan (see Exhibit 35.3)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11      Trimont LLC, as Primary Servicer of the Goodyear Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12      Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.3)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14      Trimont LLC, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the Town Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17      Trimont LLC, as Primary Servicer of the Town Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18      Rialto Capital Advisors, LLC, as Special Servicer of the Town Square Mortgage Loan (see Exhibit 35.3)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.6)

35.20      Mount Street US (Georgia) LLP , as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.6)

35.22      K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.6)

35.24      K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.6)

35.26      K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026